Form 10KSB40
period 1996-10-31
ASTRO COMMUNICATIONS INC
filed 1997-01-29
CIK 351385

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
For the fiscal year ended                             Commission file number
     October 31, 1996                                         1-8289
                           ASTRO COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)
Oklahoma                                                       73-0973183
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

c/o Steven A.  Hirsh
2 N.  LaSalle St. Suite 400
Chicago, IL                                                60602
(Address of principal executive office)                 (Zip Code)

Issuer's telephone number, including area code:             (312) 621-0653
Securities registered pursuant to Section 12 (b) of the Exchange Act:   None
Securities registered pursuant to Section 12 (g) of the Exchange Act:   None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES    X          NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, is not in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X].

The issuer's revenues for its most recent fiscal year were $4,756,067.

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 9, 1997 was $2,355,600.

The number of shares of common stock, $0.01 par value, outstanding at January 9, 1997 was 4,241,856.

Documents incorporated by reference:               None
Transitional small business disclosure format.     YES  __      NO  X

                                  Page 1 of 26
                        * Exhibit index starts on page 25

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS
Astro Communications, Inc. ("Astro" or "the Company") through one or more of its subsidiaries, has been engaged in business since 1965. During the year ended Sept. 30, 1985, Astro liquidated its assets which were utilized in connection with the conduct of its onshore drilling and well servicing activity. In October 1985, Astro acquired the National Association for Female Executives ("NAFE"). The assets of NAFE were sold for $6,050,000 cash on October 25, 1994.

During 1991, Astro acquired 99.5% of the outstanding stock of Unilux, Inc. ("Unilux"). Unilux, Inc. is located in Hackensack, New Jersey and since 1967 has been engaged in the manufacture and sale of high intensity strobe lighting used to create special effects for the production of television commercials and for industrial inspection of high speed flat rolled products. Unilux sells on a world wide basis. A significant portion of Unilux's sales come from the sale of spare parts and lamps which account for almost 16% of annual sales. Unilux has spent approximately 7% of its revenue on research and development in each of the past two years and expects to increase such spending in the current fiscal year.
See: Note 12 to Consolidated Financial Statements.

The cash purchase price for Astro's interest in Unilux approximated $1,600,000, Unilux's book value on June 30, 1990. In addition, contingent payments will be made annually over the next ten years following the purchase based on future earnings of Unilux. Contingent payments to former Unilux stockholders will be made on an annual basis during the ten year period provided Astro has received Unilux earnings in the amount of $300,000 during each such year on a cumulative basis (the "Threshold Amount"). In the event Unilux does not earn the Threshold Amount during any year (a "Deficiency Year"), Unilux's earnings from subsequent years (a "Subsequent Year") will first be applied for purposes of reaching the Threshold Amount, with the balance of such earnings being applied for purposes of calculating the contingent payment. In the event Astro reaches the Threshold Amount during any year, former Unilux stockholders will be entitled to receive 100% of the next $400,000 of Unilux's earnings, and 50% of Unilux's earnings in excess of $700,000.

Certain stockholders of Astro had ownership interests in Unilux and the table below indicates the percent of holdings mutual principal stockholders of each company held as of the acquisition date. The holdings include interests held by immediate family members of each principal stockholder.

                                            Astro                      Unilux
Irving B. Harris                            32.2%                      55.9%
Steven A. Hirsh                               6.3                      16.7
Edward J. Rosenthal                           5.2                      11.8
Martin Bernstein                              0.6                       1.6
                                            -----                      -----
Total                                       44.3%                      86.0%
                                            =====                      =====

COMPETITION
Unilux, Inc. faces competition from several manufacturers of strobe lighting, many of whom have greater resources than Unilux. In addition, high speed photography competes with special effect strobe lighting used in the production of television commercials.

GOVERNMENTAL  REGULATION
Unilux, Inc. is engaged in businesses not significantly impacted by governmental regulations and it is not anticipated that any legislation will be passed in the near future which would adversely impact its operations.

MARKETING
Unilux products are sold domestically through its own sales force and internationally through non exclusive sales representatives. Unilux is a capital goods manufacturer and, as such, could be adversely impacted by a recession in the United States or by a world wide slowdown in business activity. In addition, since Unilux serves specialty markets, there is always the possibility that these niche markets will become more competitive. Unilux could also be adversely impacted by new technologies which could change industrial inspection techniques.

INVESTMENTS
During fiscal year 1995 the Company began to implement a plan to invest its excess cash into a small number of diversified investments. On October 31, 1996, the Company held investments with six operations, and the aggregate carrying value of these investments totaled $1,541,332. This amount does not include the Company's balances held in money market funds. Two of the investments aggregating $500,000 were in the form of limited partnership interests and are recorded at cost. Two of the investments aggregating $300,000 were in the form of subordinated debentures with fixed coupons and either revenue or equity participations. One other investment with a fair value of $108,000 was in a mutual fund concentrating on European securities. The last investment was more substantial and included common stock and convertible debentures of Complete Management, Inc., a publicly held company listed on the American Stock Exchange. On October 31, 1996, Astro held 8,333 shares of Complete Management, Inc. with a fair value of $100,000 and a $400,000 8% convertible debenture of Complete Management which was carried at a value of $533,333. This debenture is convertible at $9.00 per share and the stock was trading at $14.50 on October 31, 1996. The shares underlying this investment are scheduled to be registered in January, 1997, and the discount to market price reflects the fact that Astro's underlying shares of Complete Management, Inc. were not freely tradeable on October 31, 1996.

Management intends to continue this investment program and has made additional investments in November and December of 1996. The Board of Directors has set limits on how much can be invested in any single entity and has set limits on how much can be invested in fully marketable securities without Executive Committee approval. The program was established with the aim of earning a higher rate of return than can typically be earned by investing excess cash in short term money market funds. Several of the Company's investments are not marketable and management tends to look for investment opportunities which are not marketable. The program may be changed without stockholder approval. See: Notes to Consolidated Financial Statements.

Earnings from these investments are not easily predictable and shareholders should understand that the investment performance, either favorable or unfavorable, in any year does not predict future performance. Astro's management is experienced in these matters, but there can also be no assurance that favorable investment opportunities will be available for future investment. The aggregate carrying value of Astro's investments of $1,541,332 amounted to 23% of Astro's total assets at October 31, 1996, and 37% of Astro's tangible assets at that date.

EMPLOYEES
As of January 9, 1997, Unilux had approximately 28 employees and considers relations with its employees to be good. Employees are not unionized.

ITEM 2.           DESCRIPTION OF PROPERTY
The principal manufacturing and executive office of Unilux is located in Hackensack, New Jersey. This facility occupies 9,600 square feet under a lease expiring on October 31, 1999. Unilux believes that this space is adequate for its current needs.

ITEM 3.           LEGAL PROCEEDINGS
There were no legal proceedings against the Company as of October 31, 1996.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS
Currently, there is an "over-the-counter" trading market for the Company's common stock, and quotations are published in the "pink sheets". The following is the range of high and low bid prices for the Company's common stock for each quarterly period for the two years ended October 31, 1996. These quotations reflect inter-dealer prices, without markup or commission, and may not necessarily represent actual transactions. Quarters are fiscal quarters.

       Year           Quarter          High              Low

       1995            First           $0.87            $0.75
                       Second          $0.87            $0.75
                       Third           $0.87            $0.81
                       Fourth          $0.87            $0.81

       1996            First           $1.00            $.87
                       Second          $1.12            $.87
                       Third           $1.12            $1.00
                       Fourth          $1.50            $1.12

No dividends have been paid since June 1980, and the Company is no longer prohibited from paying dividends due to the payoff of a term loan. The Board of Directors has no present intention of declaring any dividends.

On January 6, 1997, the Company had 342 stockholders of record.

On January 10, 1997, the most recent date for which a transaction was reported, the high and low bid prices for the Company's common stock were $1.37 and $1.37, respectively.

ITEM 6.           MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 Versus 1995

Sales for Unilux in the year ended October 31, 1996, were $4,357,000 an increase of 10% over the prior year's sales of $3,952,000. Most of the sales gain was derived from the sales of Unilux System 1000 Video surface inspection systems used by the steel industry. These systems are typically custom manufactured and each systems sells for a price in excess of $100,000. Unilux's gross profit margins were unchanged from year to year. However, by carefully controlling general and administrative expenses which increased only 2.8% on a 10% sales increase, Unilux's divisional income before taxes increased 30%.

Astro's investments generated income of $399,000 in the current year versus $147,000 in the prior year. Unrealized gains accounted for $241,332 of the investment income for the year. Of this amount $233,332 came from unrealized gains on securities of Complete Management, Inc. Investment income accounted for 30% of income before taxes in fiscal year 1996 and 19% in 1995. This level of investment gains may not be achievable in future years.

Due to the sales increase at Unilux and the improved investment results of Astro, income before taxes increased to $1,338,000 from $761,000 in the prior year. This increase was 76%. Both the sales of Unilux System 1000's and Astro's investments are volatile and there can be no assurance that earnings will remain at the 1996 level.

1995 Versus 1994

Sales for the year ended October 31, 1995 were $3,952,000 versus $3,704,000 in the prior year. This represented a 7% increase. Profit margins based on the cost of goods sold were unchanged from year to year. The increase in the Company's income from continuing operations was largely attributable to a reduction of interest expense of $128,000 coupled with a $119,000 increase in interest income. General and administrative expense for the year included about $50,000 relating to the settlement of litigation with Texaco, Inc. and expenses incurred in connection with the prior year's sale of NAFE.

FACTORS  AFFECTING  FUTURE  OPERATIONS
The Company could be adversely effected by any slow down, either domestically or internationally, in the capital goods industry. In addition, the Company could be adversely impacted by technology changes which may alter the way surface inspection of flat rolled stock takes place.

The Company has initiated a program of investments whereby the Company's excess cash is aggressively invested in the expectation that the returns will be above average. The company may also employ moderate leverage in the future. There can be no assurance that these programs will be successful.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of". This statement addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used. This statement will be effective for the Company in fiscal year 1997. This statement is not expected to have a material effect on the Company.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement establishes fair value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to its supplier in amounts based on the price of its common stock or other equity instruments. This statement will be effective for the Company in fiscal year 1997. This statement is not expected to have a material effect on the Company.

LIQUIDITY AND  CAPITAL  RESOURCES
The Company's liquidity remains adequate for the foreseeable future. The Company has an unused $1,000,000 commercial line of credit from a major Chicago bank as well as substantial balances held in money market funds. None of the Company's investments obligates the Company for additional sums. The only significant cash requirements for the fiscal year ending October 31, 1997, are a payment of $118,000 due the former President of NAFE and $588,000 due former Unilux shareholders on April 1, 1997. Unilux intends to increase its Research and Development spending during the current fiscal year. These expenses will be adequately funded with current liquidity.

ITEM 7.           FINANCIAL STATEMENTS


Report of Independent Accountants

Independent Auditor's Report.

Consolidated balance sheet at October 31, 1996.

Consolidated statements of operations for the years ended October 31, 1996 and 1995.

Consolidated statements of stockholders' equity for the years ended October 31, 1996 and 1995.

Consolidated statements of cash flows for the years ended October 31, 1996 and 1995.

Notes to consolidated financial statements.

Report of Independent Accountants


The Board of Directors of
Astro Communications, Inc.

We have audited the accompanying consolidated balance sheet of Astro Communications, Inc. and Subsidiaries (the "Company") as of October 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, generally accepted accounting principles require that a deferred tax asset be recognized for the future benefit of net operating loss carryforwards. A valuation allowance against such deferred tax asset is recognized if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided for a full valuation allowance in the financial statements as of October 31, 1996. In our opinion, generally accepted accounting principles require that the valuation allowance be reduced by approximately $1,000,000 as of October 31, 1996. Had the valuation allowance been so reduced, current assets would have been increased by $270,000, non-current assets would have been increased by $730,000 and stockholders' equity would have been increased by $1,000,000 as of October 31, 1996. Net income would have been increased by $350,000 and $650,000 and for the periods ended October 31, 1996 and 1995, respectively.

In our opinion, except for the effects of not recognizing a deferred tax asset, as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astro Communications, Inc. and Subsidiaries as of October 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.



                            COOPERS & LYBRAND L.L.P.

New York, New York
December 27, 1996

                   ASTRO COMMUNICATIONS, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                October 31, 1996

                                     ASSETS

Current assets:
  Cash and cash equivalents (Note 1)                                                $781,777
  Marketable securities at fair value (Notes 1 & 2)                                  741,332
  Accounts receivable                                                                820,904
  Receivable from security sold                                                      108,094
  Prepaid expenses and other                                                          26,275
  Inventory (Notes 1 & 3)                                                            784,643
                                                                             ---------------
         Total current assets                                                     $3,263,025

Other assets:
  Cost in excess of fair value of net assets
  of business acquired, less accumulated
  amortization of $142,016 (Notes 1 & 8)                                          $2,380,829
Investment in limited partnerships (Note 2)                                          500,000
Loans receivable (Note 2)                                                            300,000
Other                                                                                  3,886
                                                                           -----------------
         Total other assets                                                       $3,184,715


Property and equipment, at cost (Note 1)
  Furniture and fixtures                                                            $116,510
  Leasehold improvements                                                              73,104
  Equipment                                                                          963,338
                                                                             ---------------
         Gross property and equipment                                              1,152,952

Less accumulated depreciation and
  amortization                                                                    (1,005,140)

         Net property and equipment                                                  147,812

                  Total assets                                                    $6,595,552

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                          $699,763
  Income taxes payable (Note 6)                                                       58,719
  Due former Unilux stockholders (Note 8)                                            592,964
                                                                             ---------------
         Total current liabilities                                                $1,351,446


Commitments and contingencies (Note 8)


Stockholders' equity (Notes 7 & 9)
  Common stock $01. par value;
    20,000,000 shares authorized
    7,181,800 issued;
    4,241,856 outstanding                                                            $71,818
   Capital in excess of par value                                                 10,209,482

Accumulated deficit                                                               (2,243,227)
                                                                                   8,038,073


         Less: Treasury stock at cost
           (2,939,944 shares - Note 9)                                            (2,793,967)
                                                                              --------------

         Total stockholders' equity                                                5,244,106
                                                                              --------------

             Total liabilities and stockholders' equity                           $6,595,552
                                                                              ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   ASTRO COMMUNICATIONS, INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Years ended October 31, 1996 and 1995

                                        Common Stock               Capital in
                                                                    excess of      Accumulated      Treasury
                                    Shares            Amount        par value        deficit          stock             Total
Balances at October 31, 1994       7,096,800          $70,968      $10,161,582     ($4,125,459)                       $6,107,091
   Net income                                                                          632,026                           632,026
   Stock issuance                     85,000              850           47,900                                            48,750
   Stock repurchase                                                                                 ($2,721,099)      (2,721,099)
                                   ---------          -------      -----------     -----------      -----------       ----------

Balances at October 31, 1995       7,181,800           71,818       10,209,482      (3,493,433)     ($2,721,099)      $4,066,768
   Net income                                                                        1,250,206                         1,250,206
   Stock repurchase                                                                                    ($72,868)         (72,868)
                                   ---------          -------      -----------     -----------      -----------       ----------

Balances at October 31, 1996       7,181,800          $71,818      $10,209,482     ($2,243,227)     ($2,793,967)      $5,244,106
                                   =========          =======      ===========     ===========      ===========       ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                        9

                   ASTRO COMMUNICATIONS, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      Years ended October 31, 1996 and 1995

                                                   1996          1995
Revenues:
     Net sales & rentals                       $4,356,739     $3,951,992
     Interest Income                               91,751        147,172
     Gain on Sale of Investments                   66,245             --
     Unrealized Gain on Investments               241,332             --
                                               ----------     ----------
          Total Revenues                       $4,756,067     $4,099,164
                                               ----------     ----------

Cost of Sales                                  $1,270,384     $1,172,836
                                               ----------     ----------

Operating costs and expenses:
     General and administrative expenses        2,147,668      2,164,923
                                               ----------     ----------

          Income before income taxes            1,338,015        761,405
Provision for income taxes (Note 6)                87,809        129,379
                                               ----------     ----------

          Net Income                            1,250,206        632,026
                                               ----------     ----------

Net income per share                                $0.29          $0.13
                                                =========      =========

Weighted average common shares outstanding      4,255,366      4,883,412
                                                =========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       10

                   ASTRO COMMUNICATIONS, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended October 31, 1996 and 1995
                                    (Note 1)

                                                                   1996              1995
Cash flows from operating activities:
  Net income                                                    $1,250,206         $632,026
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Unrealized gain on investments                                  (241,332)
      Gain on sale of investments                                  (66,245)
      Depreciation and amortization                                155,741          158,748
      Net book value of equipment sold                              36,506           45,135
      Changes in operating assets and liabilities:
        Increase in accounts receivable                           (131,716)         (19,809)
        Increase in inventory                                     (167,289)        (222,461)
        Decrease in prepaid expense and other                        5,533              322
        Decrease in other assets                                     2,278            2,778
        Increase (decrease) in accounts payable and
          accrued liabilities (net of $451,000 of expenses
          in 1995 related to the sale of NAFE)                     157,528          (26,678)
        (Decrease) in income taxes payable                        (111,318)        (539,411)
                                                                 ---------        ---------
          Net cash provided by operating activities                889,892           30,650
                                                                 ---------        ---------

Cash flows from investing activities:
  Expenses incurred with the sale of NAFE                                          (451,000)
  Purchase of property and equipment                               (13,811)         (13,338)
  Payment to Unilux stockholders                                  (479,043)        (447,030)
  Proceeds from sales of securities                              1,199,507        1,251,087
  Purchases of securities                                         (639,950)        (349,681)
  Investment in limited partnership                               (300,000)        (200,000)
  Loans made during the year                                      (300,000)        (300,000)
  Proceeds from repayment of loans                                 300,000
                                                                 ---------        ---------
          Net cash used in investing activities                   (233,297)        (509,962)
                                                                 ---------        ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            10,000           48,750
  Purchase of treasury stock                                       (72,868)      (2,721,099)
  Principal repayments on borrowings                                                (80,000)
                                                                 ---------        ---------
          Net cash used in financing activities                    (62,868)      (2,752,349)
                                                                 ---------        ---------

Net increase (decrease) in cash and cash equivalents               593,727       (3,231,661)
Cash and cash equivalents - beginning of year                      188,050        3,419,711
                                                                 ---------        ---------
Cash and cash equivalents - end of year                           $781,777         $188,050
                                                                 =========        =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest                                                                           $531
    Income taxes                                                  $151,799          675,591

Supplemental schedule of noncash investing and
 financing activities:
  Increase in the cost in excess of fair value
          of net assets of business acquired                      $588,905         $479,043
  Increase in due former Unilux stockholders                       588,905          479,043
  Transfer of Unilux inventory to fixed assets                      76,083          137,959
  Increase in fixed assets                                          76,083          137,959
  Receivable from security sold                                   (108,094)



               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 1996 and 1995

1.       Accounting policies

         Organization and principles of consolidation
The accompanying consolidated financial statements include the accounts of Astro Communications, Inc. ("Astro") and its wholly-owned subsidiary, Unilux, Inc. ("Unilux"). All significant intercompany accounts and transactions have been eliminated.

         Investments

Effective November 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 does not apply to investments in equity securities accounted for under the equity method nor to investments in consolidated subsidiaries. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. This change had no effect on reported net income for fiscal year 1995 and did not result in a cumulative effect as of November 1, 1994.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity. Investments in equity securities and limited partnerships that do not have readily determinable fair values are stated at cost, adjusted for impairments, and categorized separately. In determining realized gains and losses, the cost of securities sold is based on the specific identification method.

         Cost in excess of fair value of net assets of business acquired
The cost in excess of fair value of net assets of business acquired is being amortized over forty (40) years by the straight-line method (see Note 8). The Company assesses the life of the cost in excess of fair value using estimated future discounted cash flows.

         Property and equipment
Furniture and fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization of these assets are provided by the straight-line method over the estimated useful lives of such assets or the lives of the leases, whichever is shorter, as follows:

             Furniture and fixtures                           5 Years
             Leasehold improvements                           Life of leases
             Equipment                                        3 years

The cost and accumulated depreciation of fixed assets sold or retired are removed from the accounts, and gains or losses, if any, are reflected in the earnings for the period.

         Revenue recognition
Unilux, Inc. is principally involved in the sale and rental of high-intensity strobe lighting systems for industrial surface inspection, primarily in the metals industry, and commercial film use. Revenues from sales of systems are recognized upon shipment, and rental revenues are recognized ratably over the term of the agreement. The Company frequently rents its industrial equipment with a fair market value option to the lessee to buy. Sales of such equipment in the normal course of business are reflected in sales and cost of sales. Foreign sales and rentals stated in U.S. dollars accounted for approximately 28% of total revenues in 1996.

         Inventories
Unilux inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out basis (FIFO) method.

         Net Income per share
Income per share is computed based on the weighted average number of common shares outstanding during the period and common stock equivalents when dilative. The effect of shares issuable on exercise of stock options would be less than 3% dilutive for both years presented.

         Income taxes
Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax reporting purposes. These deferred taxes are measured by applying current tax laws.

         Cash equivalents
For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         New Pronouncements
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of". This statement addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used. This statement will be effective for the Company in fiscal year 1997. This statement is not expected to have a material effect on the Company.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement establishes fair value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to its supplier in amounts based on the price of its common stock or other equity instruments. This statement will be effective for the Company in fiscal year 1997. This statement is not expected to have a material effect on the Company.

         Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.       Investments
Marketable securities which are classified as trading securities at October 31, 1996 primarily consist of an investment in a mutual fund concentrating on European securities and common stock and convertible debentures of Complete Management, Inc., a publicly held company listed on the American Stock Exchange. On October 31, 1996, Astro held 8,333 shares of Complete Management, Inc. carried at $100,000 representing its fair value based on quoted market prices and a $400,000, 8% convertible debenture of Complete Management, Inc. which was carried at a value of $533,333. The debenture is convertible at $9.00 per share and the stock was trading at $14.50 at October 31, 1996. The shares underlying this investment are scheduled to be registered in January, 1997, and the discount to market amounting to 17% reflects the fact that Astro's underlying shares were not freely tradeable on October 31, 1996.

All other investments do not have readily determinable fair values and consist of investments in limited partnerships. On October 1, 1995 the Company purchased a 2% share for $200,000 in a limited partnership for investment purposes. On January 2, 1996, the Company purchased a $300,000 share in another limited partnership for investment purposes. These investments are accounted for using the cost method.

A summary of investments held by the Company consist of the following:

                                              1996
                                                Gross
                                              Unrealized         Fair
                                 Cost            Gains           Value
Marketable Securities:
   Trading securities:
      Mutual fund               100,000      $    8,000        $ 108,000
      Common stock              100,000         100,000
      Convertible debentures    400,000         133,332          533,332
                             ----------       ---------       ----------
                              $ 500,000        $ 241,332       $ 741,332
                              =========        =========       =========
Long Term Investments:
   Investment in Limited
     Partnerships            $ 500,000

Proceeds and gross realized gains of securities classified as trading for the year ended October 31, 1996, were $49,011 and $17,155, respectively.

Proceeds and gross realized gains and gross realized losses from the sale of securities classified as available for sale for the years ended October 31, 1996, and 1995 were $1,150,496, $49,090 and $0 and, $1,251,087, $4,006 and
$4,119, respectively.

The Chairman of the Board and President of Astro Communications, Inc. is a Director of Complete Management, Inc.

         Loans
On October 6, 1995 the Company entered into a loan agreement for $300,000 payable in installments commencing on May 1, 1996, and bearing interest at a rate of 14%. The loan was collaterized by certain assets of the borrower and resulted in the issuance of restricted shares to the Company. In January, 1996, the loan was repaid in full.

On January 4, 1996, the Company entered into a loan agreement for $200,000 with interest payments payable commencing July 31, 1996, and bearing interest at a rate of 12%. All outstanding principal and interest is due and payable on December 31, 2000.

On June 19, 1996, the Company entered into a loan agreement for $100,000. The principal sum is due on May 31, 1998, with interest thereon at the rate of 10% per annum.

Interest income relating to these notes was $53,320 for the period ended October 31, 1996.

3.       Inventory
Inventory consists of:
         Raw materials                           $473,167
         Work in process                          105,885
         Finished  goods                          205,591
                                                 --------
                                                 $784,643

4.       Financing
On April 30, 1996, the Company entered into an agreement with a major Chicago bank providing a line of credit in the amount of $1,000,000. The line of credit will remain in effect until the earlier of (1) the date on which the Company's liabilities mature under the terms of any note given by the Company to bank or
(2) the occurrence of an event of default. Several interest rate alternatives exist under this credit facility. The credit agreement includes restrictive covenants, the most significant of which prohibit the payment of dividends. There were no borrowings under this line of credit for fiscal 1996.

5.       Employee benefit plan
On July 1, 1983, Unilux established a defined contribution profit sharing plan. This plan was terminated on November 1, 1995, and was replaced by a 401(k) plan. The assets of the defined contribution sharing plan were rolled into the 401(k) plan. The 401(k) plan allows individuals to contribute a portion of their salary to the plan. Unilux, may at its discretion, match a portion of these contributions up to 4% with a $3,000 ceiling. Unilux contributed $40,000 to the 401(k) plan for fiscal 1996 which was the same contribution as it made in the prior fiscal year to the profit sharing trust.

6.       Income Taxes
The provision for income taxes for the years ended October 31, 1996 and 1995 consists of the following:

                                         1996         1995
Current state and local provision      $68,190      $47,379
Current federal provision               19,619       82,000
                                        ------       ------
Provision for income taxes             $87,809     $129,379
                                      ========     ========

The actual provision for income taxes in 1996 and 1995 differs from the amount computed by applying the federal statutory rate due to the following:

                                                   1996             1995
Expected tax provision at
  statutory rate of 34%                        $454,925         $258,878
State and local taxes
  (net of federal benefit)                       45,005           31,271
Amortization of goodwill                         13,600           12,529
Deferred subscription income                         --        1,163,586
Use of net operating loss carry forward        (447,324)      (1,423,000)
Other                                            21,603           86,115
                                              ---------        ---------
                                                $87,809         $129,379
                                              =========         ========

At October 31, 1996, the Company has approximately $6,065,248 in net operating losses for income tax purposes expiring in 1998-2000, resulting in a deferred tax asset of approximately $2,062,000. The Company also has investment and jobs tax credit carry forwards of approximately $1,950,000 and $200,000, respectively, expiring in 1997-1999 for income tax and financial statement purposes. In addition, as of October 31, 1996, the Company has a deferred tax liability of approximately $82,000 relating to the unrealized gain of $241,332. As a result of the Tax Reform Act of 1986, the amount of investment tax credit will be reduced by 35% when utilized.

Generally accepted accounting principles require that a deferred tax asset be recognized for the future benefit of net operating loss carryforwards. A valuation allowance against such deferred tax asset is recognized if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided for a full valuation allowance in the financial statements. Generally accepted accounting principles require that the valuation allowance be reduced by approximately $1,000,000 as of October 31, 1996. Had the valuation allowance been so reduced, current assets would have been increased by $270,000, non-current assets would have been increased by $730,000, and stockholders' equity would have been increased by $1,000,000 as of October 31, 1996. Net income would have been increased by $350,000 and $650,000 for the periods ended October 31, 1996 and 1995, respectively. Net income per share would have been increased by $.08 and $.13 for the periods ended October 31, 1996 and 1995, respectively.


7.       Incentive Stock Option Plan
Under its 1982 Incentive Stock Option Plan (the "Plan") the Company is authorized to grant options on 200,000 shares of common stock to certain officers and key employees of the Company. The options become exercisable one year from the date of grant and unexercised options expire ten years after date of grant. The exercise price of options granted under this plan shall be at the fair market value at date of grant. Transactions involving options under the Plan are summarized as follows:

                                                    1996        1995
Outstanding at beginning
  of year ($.50 per share)                                      35,000
Outstanding at beginning
  of year ($.625 per share)                        65,000      115,000
                                                 --------     --------
Total outstanding at beginning of year             65,000      150,000
Exercised during year (35,000 shares at $.50
   and 50,000 shares at $.625 per share)                0      (85,000)
                                                 --------      -------
Outstanding at end of year                         65,000       65,000
                                                 ========     ========
Exercisable at end of
  year (at $.625 per share at 1995 year end)       65,000       65,000
                                                 ========     ========
Available for grant at
  end of year                                      50,000       50,000
                                                 ========     ========


8.     Commitments and Contingencies
A. Unilux leases office space and equipment under operating lease agreements. Annual payments under office space leases are adjusted each year for increases in real estate taxes and the consumer price index. Rent expense from continuing operations for all operating leases amounted to $ 76,569 and $75,402 for the years ended October 31, 1996 and 1995, respectively.

The minimum future annual lease payments under noncancellable leases as of October 31, 1996 were approximately as follows:

               1997                                            $  52,800
               1998                                               52,800
               1999                                               55,200
                                                                --------
               Total                                            $160,800
                                                                ========

B. The Company had an employment contract with the former president for an annual compensation of $170,000 through August 31, 1999. Pursuant to a resolution adopted by the Executive Committee, the former president was paid $210,000 during the 1995 fiscal year and will be paid $150,000 during the 1997 fiscal year, in full settlement of this contract.

C. The cash purchase price for Astro's interest in Unilux approximated $1,600,000, Unilux's book value on June 30, 1990. In addition, contingent payments will be made annually until April 2000 based on future earnings of Unilux. Contingent payments to former Unilux stockholders will be made on a cumulative annual basis during the ten year period provided Astro has received Unilux earnings in the amount of $300,000 during each such year on a cumulative basis (the "Threshold Amount"). In the event Unilux does not earn the Threshold Amount during any year (a "Deficiency Year"), Unilux's earnings from subsequent years (a "Subsequent Year") will first be applied for purposes of reaching the Threshold Amount, with the balance of such earnings being applied for purposes of calculating the contingent payment. In the event Astro reaches the Threshold Amount during any year, former Unilux stockholders will be entitled to receive 100% of the next $400,000 of Unilux's earnings, and 50% of Unilux's earnings in excess of $700,000. The contingent payments for 1996 and 1995 approximated $588,000 and $479,000 respectively.

9.     Repurchase of Stock
Pursuant to a Board of Directors resolution the Company repurchased 73,892 and 2,866,052 shares of its common stock during the years ended October 31, 1996 and 1995, respectively, for an aggregate price of $72,868 and $2,721,099, respectively. Of these shares 8,292 and 1,533,482 were purchased from related parties during the years ended October 31, 1996 and 1995, respectively.

During fiscal year 1995, the Company entered into an agreement with three of its former employees to repurchase, at the option of the former employees, a total of 35,000 shares at anytime between January 1995 and January 1996 at a price of $0.95 per share plus $0.01 per share for each month the stock was held by the employee. As of October 31, 1996, the Company repurchased 20,000 of these shares and has no further obligations to purchase any shares.

10.    Other
Advertising expense was $174,382 in 1996 and $179,771 in 1995. Research and development costs incurred were $283,800 and $263,074 in 1996 and 1995, respectively. All of these charges were expensed as incurred. Depreciation expense for the years ended October 31, 1996 and 1995 amounted to $105,204 and $121,899, respectively.

11.    Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivable from security sold and accounts receivable, approximates fair value because of the short-term maturity of these instruments. Fair value of marketable securities is based on quoted market prices. The fair value of long-term notes receivable approximates their carrying value as of October 31, 1996, as management believes the respective interest rates are commensurate with the credit, interest rate and prepayment risks involved.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT
          The following table and narrative set forth certain information concerning the directors and executive officers of the Company as of January 13, 1997:

                                   POSITION AND
DIRECTOR'S/OFFICER'S               OFFICES WITH                    DIRECTOR
NAME                         AGE   THE COMPANY                     SINCE
Martin Bernstein (a, b, c)   59    Director                        10/02/85

William Blethen (b,c)        57    UNILUX: President,              02/05/92
                                   Chief Executive
                                   Officer (Effective 01/02/78)

Steven A. Hirsh (b, c)       57    ASTRO: Chairman of              06/06/82
                                   the Board (Effective 10/02/85)
                                   President (Effective 10/26/ 94)

Edward J. Rosenthal (a, c)   62    Director                        10/02/85

George Tunick (a, c)         68    Director                        10/02/85

         (a) - Member of Audit Committee  (b) - Member of Executive Committee
         (c) - Elected annually

MARTIN BERNSTEIN, age 59, is and has been for the past ten years an independent investor. He is a director of MBO Properties, Inc. and Value Property Trust Inc.

WILLIAM BLETHEN, age 57, serves as Director of Astro Communications, Inc. and President of Unilux, Inc. Before joining Unilux, Inc. in 1975, Mr. Blethen was General Manager of Teleprompter Communications.

STEVEN A. HIRSH, age 57, has served on the Board of Directors of Astro Communications, Inc. since 1985. Mr. Hirsh has also been a financial consultant to William Harris & Company for more than the past eight years. Mr. Hirsh is a Director of Complete Management, Inc.

EDWARD J. ROSENTHAL, age 62, is Vice Chairman of Cramer Rosenthal McGlynn, Inc., an investment management company, and has served in that capacity for more than the past five years. Mr. Rosenthal is also a director of Hudson General and Glenayre Technologies.

GEORGE TUNICK, age 68, currently serves as Director of Astro and is an independent management consultant. From September 1985 until June 1995 Mr. Tunick was President and Chief Executive Officer of NAFE. From September 1985 until November 1994 Mr. Tunick was President and Chief Executive Officer of Astro Communications, Inc.

ITEM 10.          EXECUTIVE  COMPENSATION
The following table sets forth the aggregate remuneration paid by the Company during the three fiscal years ended October 31, 1996 to the executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation
    Name & Principal                              Salary       Bonus
       Position                        Year         ($)         ($)

William Blethen                         1996      75,000     146,500
         Astro Communications:          1995      75,000     114,000
         Director                       1994      75,000      52,600
         Unilux: President &
          Chief Executive Officer

Steven Hirsh                            1996      84,000
         Astro Communications:          1995      77,700
         Chairman of the Board          1994      85,200
         of Directors and President

In addition, the Company provides Mr. Blethen with an automobile. Other than the cash compensation set forth in the table, none of the executive officers individually received non-cash benefits having a value exceeding the lesser of $25,000 or 10% of cash compensation.

All directors who do not serve as consultants or are not employed by the Company receive $2,000 for each Board of Directors meeting they attend.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
The following table sets forth all persons known to management of the company to be the beneficial owners of more than five percent (5%) of the Company's common stock and beneficial ownership by management of the company at January 6, 1997.

     Name and Address                    Shares Beneficially Owned
                                      Number                         Percent
Irving B. Harris                    1,344,667           (1)           31.70
         Two N. LaSalle Street
         Suite 400
         Chicago, IL  60602
Neison Harris                         275,000                          6.48
         333 Skokie Blvd.
         Northbrook, IL  60062

          Officers and Directors

Martin Bernstein                       55,800           (3)            1.31
         85 Shrewsbury Drive
         Livingston, NJ  07039
William Blethen                        97,500                          2.30
         290 Lodi Street
         Hackensack, NJ  07061
Steven A. Hirsh                       200,688           (2)            4.73
         Two N. LaSalle St. Ste 400
         Chicago, IL  60602
Edward J. Rosenthal                    16,663           (4)             .39
         707 Westchester Avenue
         White Plains, NY  10604
George Tunick                         265,000           (5)            6.25
         885 2nd Avenue
         New York, NY  10017
All Executive Officers and            635,730                         14.99
         Directors as a Group
         (5 Persons)

(1) Does not include 401,300 shares held by various trustees of ten trusts under agreement dated 2/27/74 for the benefit of Irving B. Harris' grandchildren. Irving B. Harris does not have voting power or any reversionary interest in such trusts and therefore disclaims any beneficial ownership of such shares. Does not include 85,000 shares held by a partnership for the benefit of various Harris family members. Mr. Harris has no beneficial interest in these shares nor control of the voting thereof. Also does not include 27,600 shares owned of record and beneficially by Joan W. Harris, wife of Mr. Harris, as to which shares Mr. Harris disclaims any beneficial ownership. All trusts are irrevocable.

(2) Does not include 120,000 shares held by children of Steven Hirsh as to which Mr. Hirsh disclaims any beneficial ownership.

(3) Does not include 50,000 shares held by Mr. Bernstein's wife and children, as to which Mr. Bernstein disclaims any beneficial ownership.

(4) Does not include 16,584 shares held by children of Mr. Rosenthal, as to which Mr. Rosenthal disclaims any beneficial ownership.

(5) Does not include 25,000 shares held by Mr. Tunick's children and grandchildren, as to which Mr. Tunick disclaims any beneficial ownership.

ITEM 12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
On March 20, 1996, Irving B. Harris, Steven A. Hirsh and Edward J. Rosenthal received payments of $207,500, $70,980, and $52,061, respectively, pursuant to the November 5, 1990 Unilux acquisition agreement.

In September 1982, the Company established an Incentive Stock Option Plan (the "Plan") pursuant to which the Company is authorized to grant options of up to 200,000 shares of common stock to certain officers and key employees of the Company. Under the Plan, the options become exercisable one year from the date of grant and unexercised options expire ten years after date of grant. The exercise price of options granted under this plan are at the fair market value at date of grant. Prior to 1991, options were granted for a total of 35,000 shares at an exercise price of $0.50. During 1991, options were granted for a total of 115,000 shares, at an exercise price of $0.625. Of these 115,000 shares, Messrs. Tunick and Blethen were each granted an option for 50,000 shares. No options have been granted since then. In December of 1994 George Tunick exercised his option for 50,000 shares at $0.625. The company has agreed to make Mr. Tunick an interest free loan for $31,250 to cover the purchase price. The loan matures January 31, 1997.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         See Exhibit Index on page 25 of  this report

         The registrant hereby agrees to furnish upon request, supplemental schedules, exhibits or similar attachments that have been omitted.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ASTRO COMMUNICATIONS, INC.


By:      STEVEN A. HIRSH
         STEVEN A.  HIRSH
         Chairman of the Board, President and Chief Executive Officer

Dated:  January 27, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                      Title



By:      MARTIN BERNSTEIN                             Director
         MARTIN BERNSTEIN
Dated:   January 27, 1997



By:      WILLIAM BLETHEN                              Director
         WILLIAM BLETHEN
Dated:   January 27, 1997



By:      STEVEN A. HIRSH                              Chairman & President
         STEVEN A.  HIRSH                         (Chief  Executive Officer and
Dated:   January 27, 1997                             Chief Financial Officer)


By:      _________________________                    Director
         EDWARD J.  ROSENTHAL
Dated:   January   , 1997



By:      _________________________                    Director
         GEORGE TUNICK
Dated:   January   , 1997


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

The Registrant has not sent any annual report to security holders covering its last fiscal year, or proxy statement, proxy or other soliciting material. Copies of such material will be furnished to the Commission when it is sent to security holders.

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulation S-K

The following documents are exhibits to this Form 10-KSB. Each document marked by an asterisk (*) is hereby incorporated by reference to the identical document contained in the Registrant's Annual Report on form 10-K for the fiscal year indicated.

Exhibit
Number               Document

3(a)       * Registrant's Amended Articles of Incorporation (filed as Exhibit
fiscal     3(a) to Form 10-K for year ended 10/31/88)

3(b)       * Registrant's Amended By-Laws approved July 18, 1983 (filed as
           Exhibit 3(b) to Form 10-K for fiscal year ended 10/31/88)

4(b) * Restated Stock Purchase Agreement dated September 12, 1985 (without exhibits) (filed as Exhibit 4(a)(xvi) to Form 10-K for fiscal year ended 9/30/85)

4(c) * Amendment to Stock Purchase Agreement dated September 12, 1985 with Amendment dated January 1, 1986 (without exhibits) (filed as Exhibit 4(a)(xvii) to Form 10-K for fiscal year ended 9/30/85)

4(d) * Escrow Agreement dated September 13, 1985 covering NAFE purchase (filed as Exhibit 4(a)(vii) to Form 10-K for fiscal year ended 9/30/85)

10(a) 1982 Incentive Stock Option Plan for Employees of Registrant and subsidiaries (filed as Exhibit to Form 10-K for fiscal year ended 10/31/88)

10(e) * Stock Purchase Agreement dated October 30, 1990 by and between various stockholders of Unilux, Inc., dealing with the acquisition of 94% of the outstanding common stock of Unilux, Inc. (filed as Exhibit 10(h) to Form 10-K for the fiscal year ended 10/31/91)

10(f) * Unilux, Inc. Profit Sharing Plan (filed as Exhibit 10(f) to Form 10-K for the fiscal year ended 10/31/92)

10(g) * Stock Purchase Agreement dated January 24, 1992 between Charles F. Sarratt and Astro Communications, Inc. (filed as Exhibit 10(g) to Form 10-K for the fiscal year ending 10/31/92)

10(j) * Asset Purchase Agreement dated as of 10/20/94 by and between National Association for Female Executives, Inc., the Company and NAFE Acquisition Corporation (filed as Exhibit 10(j) to Form 8-K dated 10/25/94)

Exhibit
Number               Document  (Continued)

16 * Form 8-K dated September 11, 1989 containing letter from Ernst & Young dated September 15, 1989 regarding a change in certifying accountant (filed as Exhibit to Form 10-K for fiscal year ended 10/31/89)

22 * Subsidiaries of Registrant (filed as Exhibit 22 to Form 10-K for the fiscal year ending 10/31/92)