Form 10QSB
period 1997-01-31
ASTRO COMMUNICATIONS INC
filed 1997-03-17
CIK 351385

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549
                           Form 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1997

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________to _________

                  Commission file number 1-8289

                    ASTRO COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

              Oklahoma                  73-0973183
       (State or other jurisdiction          (IRS Employer
     of incorporation or organization)         Identification No.)

                       c/o Steven A. Hirsh
                2 North LaSalle Street - Suite 400
                        Chicago, IL 60602
             (Address of principal executive offices)

                           312-621-0653
                   (Issuer's telephone number)

                               N/A
     (Former name, former address and former fiscal year, if changed since last year)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ______ NO _______

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest applicable date: 4,241,856.

PART 1.   FINANCING INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                    ASTRO COMMUNICATIONS, INC.
                     CONDENSED BALANCE SHEET
           AT JANUARY 31, 1997 AND AT OCTOBER 31, 1996


                                   January 31,         October 31,
                                      1997           1996
                                   (UNAUDITED)         (AUDITED)
                                   ___________         ___________

     ASSETS

Current Assets
     Cash and Cash Equivalents          $  451,724          $   781,777

     Marketable Securities at
       Fair Value                     811,332              741,332

     Accounts Receivable              779,442              928,998

     Prepaid Expenses and Other             41,306                    26,275

     Inventory                        849,571              784,643
                                    _________            _________

          Total Current Assets           2,933,375            3,263,025

Other Assets

     Cost in Excess of Fair Market
      Value of Net Assets of Business
      Acquired, net                 2,363,865             2,380,829

     Investments - Long Term at
      Fair Value                         1,200,000              800,000

     Other                                    3,192                3,886
                                    __________           _________

          Total Other Assets        3,567,057            3,184,715

Property and Equipment, net                141,201              147,812
                                    __________          __________
     TOTAL ASSETS                  $ 6,641,633         $ 6,595,552
                                   ___________         ___________
                                   ___________         ___________

    See Accompanying Notes to Condensed Financial Statements.

                    ASTRO COMMUNICATIONS, INC.
                     CONDENSED BALANCED SHEET
             AT JANUARY 31, 1997 AND OCTOBER 31, 1996

                                   January 31,         October 31,
                                      1997           1996
                                   (UNAUDITED)         (AUDITED)
                                   ___________         ___________

     LIABILITIES AND STOCKHOLDERS'
               EQUITY

Current Liabilities

 Accounts Payable and Accrued
   Liabilities                      $ 585,683      $  699,763
 Due Former Unilux Shareholders            592,964         592,964
 Income Tax Payable                    59,839          58,719
                               __________          __________

      Total Current Liabilities     $1,238,486          $1,351,446

Stockholders' Equity
 Common Stock (4,241,856 Outstandings)       71,818              71,818
 Capital in Excess of Par Value          10,209,482          10,209,482
 Accumulated Deficit                (2,084.186)         (2,243,227)
                               ___________         ___________

                                8,197,114           8,038,073

 Less:  Treasury Stock at Cost      (2,793,967)         (2,793,967)
   (2,939,944 shares at 10/31/96
        2,939,944 shares at 1/31/97)          ___________         ___________

      Total Stockholders' Equity    $5,403,147          $5,244,106

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY             $6,641,633          $6,595,552
                               __________          ___________
                               __________          ___________

    See Accompanying Notes to Condensed Financial Statements.

                    ASTRO COMMUNICATIONS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH PERIODS ENDED
              JANUARY 31, 1997 AND JANUARY 31, 1996

                               January 31,         January 31,
                                  1997            1996
                               (UNAUDITED)          (AUDITED)
                               ___________         __________


Sales                          $ 930,911      $ 818,410
Cost of Goods Sold                    244,035        259,733
                               _________      _________

Gross Profit                          706,876        558,677

General and Administrative Expenses        581,584        493,769
                               _________      _________

Income from Operations                     125,292         64,908

Investment and Other Income                  47,300              95,378
                               _________      _________

Income Before Provision for Income Taxes   172,592        160,286

Provision for Income Taxes                   13,551              6,453
                               __________          _________

         Net Income            $ 159,041      $  53,833

Net Income per Weighted Average
  Common Share                          $0.04           $0.04
Weighted Average Common Shares
  Outstanding                       4,241,856      4,300,000

Common Shares Outstanding at end
  of Period                              4,241,856      4,278,148




    See Accompanying Notes to Condensed Financial Statements.




                    ASTRO COMMUNICATIONS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED
              JANUARY 31, 1997 AND JANUARY 31, 1996


                               January 31,    January 31,
                                  1997           1996
                               (UNAUDITED)         (UNAUDITED)
                               ___________         ___________
Cash Flows from Operating Activities

   Net Income                       $  159,041          $  153,833
                               __________          ___________

   Adjustments to Reconcile Net Income
   to Net Cash (provided by) Operating
 Activities:
   Depreciation and Amortization             45,343              37,547
   Net Book Value of Rental Equipment
     Sold                                1,550               3,428
   Gain on Sale of Investments          (15,676)             (5,392)
   Unrealized Gain on Investments       (3,125)            (20,000)
   (Increase) Decrease in Accounts
     Receivable                    44,906              92,109
   (Increase) Decrease in Interest
     Receivable                    (3,444)                  (5,771)
   (Increase) Decrease in Inventory    (82,095)           (120,878)
   (Increase) Decrease in Prepaid
      Expenses                    (15,031)             (3,671)
   (Increase) Decrease in Security
      Deposits                           ---            (500)
   (Increase) Decrease in Deferred Lease
      Costs                          694            695
   Increase (Decrease) in Accounts
      Payable                           50,117              97,723
   Increase (Decrease) in Accrued
     Liabilities                       164,197)            (99,610)
   Increase (Decrease) in Corporate
     Taxes Payable                       1,120             (82,000)
                                __________         ___________
   Net Cash Provided By (Used in)
    Operating Activities                19,203               47,513
                                     ___________         __________

Cash Flows from Investing Activities
  Capital Expenditures                       (6,151)              ---
  Proceeds from Sale of Investments         209,892             806,094
  Purchase of Investments             (552,997)           (537,500)
                               ___________         ___________

    Net Cash Provided by (Used in)
      Investing Activities                 (349,256)            268,594
                               ___________         ___________

Cash Flows from Financing Activities
 Payments on Notes Payable                    ---            (833)
 Receipt of Loan                         ---           10,000
 Repurchase of Treasury Stock            ---          (37,570)
  Net Cash Provided by (Used in)
 Financing Activities                    ---          (28,403)
                               ___________         ___________
  Increase (Decrease) in Cash and
 Cash Equivalents                     (330,053)            287,704
  Cash and Cash Equivalents - Beginning     781,777             188,050
                               ___________         ___________
  Cash and Cash Equivalents - Ending     $  451,724          $  475,754

Supplemental Disclosures of Cash Flow
  Information
  Cash Paid For:
  Interest                               $     ---      $    ---
  Income Taxes                           9,381              87,000

Non-Cash Investing and Financing Activities

During the three months ended January 31, 1997 and 1996, the Company transferred $17,167 and $11,181 of Inventory to Rental Equipment.

                    ASTRO COMMUNICATIONS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations and changes in financial position for the three months ended January 31, 1997.

2. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the quarter the Company's cash and investment balances increased from $2,323,109 to $2,463,056. The increase of approximately $140,000 was in line with the Company's net income for the quarter which amounted to $159,000.
The Company intends to draw down about $200,000 from its $1,000,000 line of credit to fund the April 1st, 1997, $588,000 payment due to former Unilux, Inc. shareholders. The remaining $800,000 will be available should the Company wish to increase its investments over the balance of the year. The portfolio of marketable securities and unused bank lines are more than adequate to fund any of the Company's foreseeable cash requirements.

RESULTS OF OPERATIONS

Unilux sales for the quarter increased from $819,000 to $931,000, a 14% increase. Most of the increase came from the sales of Unilux Lith-O-Lights which are used in the printing and converting industries. Profit margins for the quarter were at an unusually high level and therefore gross profit from operations increased 26% on a 14% sales increase. Operating profit increased in the quarter from $65,000 to $125,000. Offsetting the increase in operating profit was a decrease in investment income from $95,000 to $47,000. The year earlier quarter benefited from the receipt of shares of stock issued in conjunction with a bridge loan which was repaid. Combining the investment and operating activities, overall net income before taxes increased from $160,000 to $173,000 for the first quarter. Profits for the balance of the year will continue to be heavily dependent on the sales of large scale Unilux 1000 systems to the steel industry. At this time, it is not possible to predict the level of activity for these products and, therefore, the balance of the year may not compare favorably with last year.

PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary litigation incidental to the business to which the Company or its subsidiaries is a party.

 ITEM 2. CHANGES IN SECURITIES  -  None

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES  -  None

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS  -  None

 ITEM 5. OTHER INFORMATION  -  None

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  -  None


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 ASTRO COMMUNICATIONS, INC.
       (Registrant)


/s/ Steven A. Hirsch                               ________________
_________________________                               Date
 STEVEN A. HIRSH
 Chairman and President
 (Chief Executive Officer and
  Chief Financial Officer)