Form 10QSB
period 1997-04-30
ASTRO COMMUNICATIONS INC
filed 1997-06-16
CIK 351385

U.  S.  Securities and Exchange Commission
                    Washington, D.  C.  20549
                           Form 10-QSB
(Mark One)
   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 1997

_______   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ___________.

                  Commission file number 1-8289.

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

                           312-621-0653
                   (Issuer's telephone number)

                               N/A
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__.

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES ____ NO ____.

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest applicable date: 4,241,856.
PART 1.    FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                    ASTRO COMMUNICATIONS, INC.
                     CONDENSED BALANCE SHEET
            AT APRIL 30, 1997 AND AT OCTOBER 31, 1996


                                           April 30,   October 31,
                                            1997         1996
                                          (UNAUDITED)  (UNAUDITED)
                                         __________    __________
     ASSETS

Current Assets

 Cash and Cash Equivalents                    $    161,946 $    781,777
 Marketable Securities at Fair Value               668,250      741,332
 Accounts Receivable                               729,951      928,998

 Prepaid Expenses and Other                         42,951       26,275
 Inventory                                         799,989      784,643
                                                ___________     ___________
      Total Current Assets                       2,403,087    3,263,025



Other Assets

 Cost in Excess of Fair Market Value of
   Net Assets of Business Acquired, net          2,346,900    2,380,829
 Investments - Long Term at Fair Value           1,500,000      800,000
 Other                                               2,961        3,886
                                                 _________   __________

      Total Other Assets                         3,849,861    3,184,715



Property and Equipment, net                        138,807      147,812
                                                ___________  __________


 TOTAL ASSETS                                  $ 6,391,755  $ 6,595,552
                                                 ___________  __________
                                                 -----------  ----------
See Accompanying Notes to Condensed Financial Statements



                    ASTRO COMMUNICATIONS, INC.
                     CONDENSED BALANCE SHEET
            AT APRIL 30, 1997 AND AT OCTOBER 31, 1996


          April 30,                             October 31,
           1997                                     1996
        (UNAUDITED)                              (UNAUDITED)
       ____________                             ____________


 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities

 Accounts Payable and Accrued Liabilities    $     288,860    $     699,763
 Due Former Unilux Shareholders                      4,964     592,964
 Income Tax Payable                                 58,682      58,719
 Line of Credit                                    500,000
       ________                                  _________

      Total Current Liabilities                 $  852,506$  1,351,446



Stockholders' Equity

 Common Stock (4,241,856 Outstanding)               71,818      71,818
 Capital in Excess of Par Value                 10,209,482  10,209,482
 Accumulated Deficit                            (1,948,084.)     (2,243,227.)
        ____________                           ___________
      8,333,216                                  8,038,073

 Less:  Treasury Stock at Cost                  (2,793,967.)(2,793,967.)
    (2,939,944 shares at 10/31/96
     2,939,944 shares at 4/30/97)               ___________   __________

      Total Stockholders' Equity              $  5,539,249$  5,244,106


 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                       $  6,391,755$  6,595,552
        ____________                          ____________
        ------------                          ------------






See Accompanying Notes to Condensed Financial Statements

                   ASTRO COMMUNICATIONS, INC.
               CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTH PERIODS ENDED
               APRIL 30, 1997 AND APRIL 30, 1996


          April 30,                              April 30,
           1997                                     1996
        (UNAUDITED)                              (UNAUDITED)
       ____________                             ____________



Sales                                          $   933,687  $ 1,414,182
Cost of Goods Sold                                 269,647      362,495
         ___________                           ___________

Gross Profit 664,040                             1,051,687

General and Administrative Expenses                539,967      549,358
        ____________                           ___________
Income from Operations                             124,073      502,329

Investment and Other Income                         25,552       28,170
                                                 __________    ________

Income Before Provision For Income Taxes           149,625      530,499

Provision for Income Taxes                          13,523       46,656

                                                  __________    ________
 Net Income                                   $    136,102 $    483,843


Net Income per Weighted Average Common Share         $0.02        $0.11


Weighted Average Common Shares Outstanding       4,241,856    4,268,000


Common Shares Outstanding at end of Period       4,241,856    4,258,148






     See Accompanying Notes to Condensed Financial Statements






ASTRO COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED
APRIL 30, 1997 AND APRIL 30, 1996


          April 30,                              April 30,
           1997                                     1996
        (UNAUDITED)                              (UNAUDITED)
       ____________                             ___________



Sales                                        $   1,864,598  $ 2,232,592
Cost of Goods Sold                                 493,682      622,226
        ____________                           ___________

Gross Profit                                     1,370,916    1,610,366

General and Administrative Expenses              1,121,551    1,043,127
       _____________                          ____________

Income from Operations                             249,365      567,239

Investment and Other Income                         72,852      123,548
                                             _____________   ___________

Income Before Provision For Income Taxes           322,217      690,787

Provision for Income Taxes                          27,074       53,109
                                             _____________    __________

 Net Income                                  $     295,143$     637,678


Net Income per Weighted Average Common Share         $0.07        $0.15


Weighted Average Common Shares Outstanding       4,241,856    4,287,000


Common Shares Outstanding at end of Period       4,241,856    4,258,148






     See Accompanying Notes to Condensed Financial Statements

ASTRO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED
APRIL 30, 1997 AND APRIL 30, 1996

                                                  April 30,    April 30,
                                                    1997         1996
                                                 (UNAUDITED)  (UNAUDITED)
                                                  _________    __________

Cash Flows from Operating Activities
  Net Income                                   $   295,143  $   637,678
                                                  _________    __________

  Adjustments to Reconcile Net Income to Net Cash
   (provided by) Operating Activities:

 Depreciation and Amortization                      87,388       75,181
 Net Book Value of Rental Equipment Sold             4,467       10,822
 Gain on Sale of Investments                        (7,752.)     (9,137.)
   Unrealized Gain on Investments                  (10,512.)    (32,000.)
     (Increase) Decrease in Accounts Receivable     55,603     (296,799.)
     (Increase) Decrease in Interest Receivable                   2,917
     (Increase) Decrease in Inventory              (53,997.)   (110,768.)
     (Increase) Decrease in Prepaid Expenses       (16,676.)     10,529
     (Increase) Decrease in Security Deposits          --          (500.)
     (Increase) Decrease in Deferred Lease Costs       925        1,389
     Increase (Decrease) in Accounts Payable           186       51,956
     Increase (Decrease) in Accrued Liabilities   (411,089.)    (65,155.)
     Increase (Decrease) in Corporate Taxes Payable    (37.)    (62,344.)
                                                  _________     _________
  Net Cash Provided by (Used in ) Operating
   Activities                                      (56,351)     213,769
                                                  _________     _________
Cash Flows from Investing Activities
 Capital Expenditures                              (10,270.)     (1,484.)
Proceeds from Sale of Investments                  252,437    1,310,542
Purchase of Investments                           (752,997.)    737,500.)
                                                   ________    ________
   Net Cash Provided by (Used in)
      Investing Activities                       ( 510,830.)    571,558
                                                  _________    ________
Cash Flows from Financing Activities
 Payments on Notes Payable                             --          (833.)
Receipt of Loan & Line of Credit                   535,350       10,000
Repurchase of Treasury Stock                        --          (54,573.)
 Payments to Unilux shareholder                   (588,000.)   (479,043.)
                                                 _________    __________
  Net Cash Provided by (Used in) Financing
 Activities                                        (52,650.)   (524,449.)
                                                __________    __________
  Increase (Decrease) in Cash and Cash
 Equivalents(619,831.)                             260,878
  Cash and Cash Equivalents - Beginning            781,777      188,050
                                                 _________    __________
  Cash and Cash Equivalents - Ending           $   161,946  $   448,928
                                                 _________    __________
                                                 ---------    ----------
Supplemental Disclosures of Cash Flow Information
  Cash Paid For:
     Interest                                  $     --     $       335
     Income Taxes                                   18,925       19,000

Non-Cash Investing and Financing Activities
During the three months ended April 30, 1997 and 1996, the Company transferred $38,651 and $28,4051 of Inventory to Rental Equipment.

                    ASTRO COMMUNICATIONS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations and changes in financial position for the three months ended April 30, 1997.

2. The results of operations for the six months ended April 30, 1997 are not necessarily indicative of the results expected for the full year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the six months ended April 30, 1997 the Company's cash balances decreased from $782,000 to $162,000 and the Company's short term debt increased from zero to $500,000. Of the funds made available from operations, cash balances and short term borrowings, $588,000 was used to make the required annual payment to former Unilux shareholders and $700,000 was utilized in the Company's investment operation. The Company has a $1,000,000 line of credit of which $500,000 was drawn down on April 1st, 1997. The Company's cash and marketable securities which aggregated $830,000 on April 30, 1997, are more than adequate to fund the Company's operating needs and fully retire the Company's short term debt. It is anticipated that the borrowings will be reduced over the balance of the fiscal year.

RESULTS OF OPERATIONS

Sales for the second quarter were $934,000 versus $1,414,000 in the year earlier period; a 34% decrease. For the six month period, sales were $1,865,000 versus $2,233,000; a $368,000 or 16% decrease. Sales of the
Company's basic strobe lighting were essentially unchanged during the quarter and six month periods. However, sales of the Company's large scale video surface inspection system 1000's decreased by $476,000 during the six months ended April 30, 1997. Sales of these products tend to be episodic and the fiscal year ended October 31, 1996 set record high sales for these products. Sales of these products in the current year have been at low levels to date and there can be no assurance that they will return to last year's levels.

Results from the Company's investment operation were comparable to the prior year's and the Company's general and administrative expenses were essentially unchanged. As a result of the high operating leverage inherent in the Company's business, the 34% decrease in sales led to a 72% decrease in net income before tax.

Many of the Company's new products are meeting with favorable comments and sales and it is unfortunate that the vaguries of the sales of large scale video surface inspection systemms masks the excellent progress that the Company's basic strobe line has been making. It is anticipated that the balance of the year will compare more favorably with the prior year than the first half results.



PART II. OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary litigation incidental to the business to which the Company or its subsidiaries is a party.

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are exhibits to this Form 10-QSB. Each document marked by an asterisk (*) is hereby incorporated by reference to the identical document contained in the Registrant's Annual Report on form 10-K for the fiscal year indicated.

Exhibit         Document
Number

3(a) * Registrant's Amended Articles of Incorporation (filed Exhibit 3(a) to Form 10-K for fiscal year ended 10/31/88)

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

10(a) * 1982 Incentive Stock Option Plan for Employees of Registrant and subsidiaries (filed as Exhibit to Form 10-K for fiscal year ended 10/31/88)

10(b) Loan Agreement dated as of April 30, 1997 by and between American Bank and Trust Company of Chicago and Registrant

10(c) Amendment to Loan and Security Agreement (Item 10(b) above) dated
      April 30, 1997

10(d) Promissory Note of Registrant to American Bank and Trust Company of
      Chicago dated April 30, 1997

10(e) * Stock Purchase Agreement dated October 30, 1990 by and between various stockholders of Unilux, Inc., dealing with the acquisition of 94% of the outstanding common stock of Unilux, Inc. (filed as Exhibit 10(h) to Form 10-K for the fiscal period ended 10/31/91)

10(f) * Unilux, Inc. Profit Sharing Plan (filed as Exhibit 10(f) to form 10-K for the fiscal period ended 10/31/92)

10(g) * Stock Purchase Agreement dated January 24, 1992 between Charles F.
      Sarratt and Astro Communications, Inc. (filed as Exhibit 10(g) to form 10-K for the fiscal period ending 10/31/92)

10(j) * Assets Purchase Agreement dated as of 10/20/94 by and between National Association for Female Executives, Inc., the Company and NAFE Acquisition Corporation (filed as Exhibit 10(j) to
      Form 8-K dated 10/25/94)

16 * Form 8-K dated September 11, 1989 containing letter from Ernst & Young dated September 15, 1989 regarding a change in certifying accountant (filed as Exhibit to Form 10-K for fiscal year ended 10/31/89)

22    * Subsidiaries of registrant (filed as Exhibit 22 to Form 10-K for the fiscal year ending 10/31/92)

27    Financial Date Schedule

(b)   Reports on Form 8-K

 There were no reports on form 8-K filed during the three months ended
      April 30, 1997.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ASTRO COMMUNICATIONS, INC.
           (Registrant)


      __________________________
       /s/ Steven A. Hirsh                                   June 10, 1997
      STEVEN A.  HIRSH                                       ______________
      Chairman and President                                 Date
 (Chief Executive Officer and Chief Financial Officer)