Form 10QSB
period 1997-07-31
ASTRO COMMUNICATIONS INC
filed 1997-09-15
CIK 351385

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549
                           Form 10-QSB

(Mark One)
  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1997

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

PART 1.   FINANCING INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                    ASTRO COMMUNICATIONS, INC.
                     CONDENSED BALANCE SHEET
            AT APRIL 30, 1997 AND AT OCTOBER 31, 1996


                                             April 30,      October 31,
                                               1997            1996
                                            (UNAUDITED)     (AUDITED)

     ASSETS

Current Assets
     Cash and Cash Equivalents               $  239,603     $  781,777
     Marketable Securities at Fair Value        883,000        741,332
     Accounts Receivable                        577,858        928,998

     Prepaid Expenses and Other                  19,148         26,275
     Inventory                                  936,303        784,643
                                             __________     __________

          Total Current Assets                2,655,912      3,263,025

Other Assets

     Cost in Excess of Fair Market
       Value of Net Assets of Business
        Acquired, net                         2,329,936      2,380,829
     Investments - Long Term at
      Fair Value                              1,440,000        800,000
     Other                                        2,961          3,886
                                             __________     __________

          Total Other Assets                  3,772,897      3,184,715

Property and Equipment, net                     127,015        147,812
                                             __________     __________
     TOTAL ASSETS                            $6,555,824     $6,595,552
                                             ==========     ==========

    See Accompanying Notes to Condensed Financial Statements.

                    ASTRO COMMUNICATIONS, INC.
                     CONDENSED BALANCED SHEET
              AT JULY 31, 1997 AND OCTOBER 31, 1996

                                             July 31,            October 31,
                                                1997                1996
                                           (UNAUDITED)            (AUDITED)

     LIABILITIES AND STOCKHOLDERS'
               EQUITY

Current Liabilities

 Accounts Payable and Accrued
   Liabilities                             $    337,209      $    699,763
 Due Former Unilux Shareholders                   4,964           592,964
 Income Tax Payable                              58,377            58,719
 Line of Credit                                 300,000
                                           ____________      ____________

      Total Current Liabilities            $    700,550      $  1,351,446

Stockholders' Equity

 Common Stock (4,241,856 Outstandings)           71,818            71,818
 Capital in Excess of Par Value              10,209,482        10,209,482
 Accumulated Deficit                         (1,632,059)       (2,243,227)
                                           ____________      ____________

                                              8,649,241         8,038,073

 Less:  Treasury Stock at Cost               (2,793,967)       (2,793,967)
   (2,939,944 shares at 10/31/96
        2,939,944 shares at 4/30/97)        ___________       ___________

      Total Stockholders' Equity           $  5,855,274      $  5,244,106

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                    $  6,555,824      $  6,595,552
                                           ============      ============

    See Accompanying Notes to Condensed Financial Statements.

                    ASTRO COMMUNICATIONS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH PERIODS ENDED
                APRIL 30, 1997 AND APRIL 30, 1996

                                              April 30,       April 30,
                                                1997            1996
                                            (UNAUDITED)       (AUDITED)



Sales                                        $1,098,337     $  974,710
Cost of Goods Sold                              309,057        265,547
                                             __________     __________

Gross Profit                                    789,280        709,163

General and Administrative Expenses             607,227        510,682
                                             __________     __________

Income from Operations                          182,053        198,481

Investment and Other Income                     151,332         83,139
                                             __________     __________

Income Before Provision for Income Taxes        172,592        160,286

Provision for Income Taxes                       17,360         18,518
                                             __________     __________

         Net Income                          $  316,025     $  263,102

Net Income per Weighted Average
  Common Share                               $     0.07     $     0.05
Weighted Average Common Shares
  Outstanding                                 4,241,856      4,252,067

Common Shares Outstanding at end
  of Period                                   4,241,856      4,249,856




    See Accompanying Notes to Condensed Financial Statements.

                    ASTRO COMMUNICATIONS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH PERIODS ENDED
                 JULY 31, 1997 AND JULY 31, 1996

                                             April 30,         April 30,
                                                 1997           1996
                                            (UNAUDITED)       (AUDITED)


Sales                                        $2,962,935     $3,207,302
Cost of Goods Sold                              802,739        887,773
                                             __________     __________

Gross Profit                                  2,160,196      2,319,529

General and Administrative Expenses           1,728,778      1,553,809
                                             __________     __________

Income from Operations                          431,418        765,720

Investment and Other Income                     224,184        206,687
                                             __________     __________

Income Before Provision for Income Taxes        655,602        972,407

Provision for Income Taxes                       44,434         71,627
                                             __________     __________

         Net Income                          $  611,168     $  900,780

Net Income per Weighted Average
  Common Share                               $     0.14     $     0.21
Weighted Average Common Shares
  Outstanding                                 4,241,856      4,258,238

Common Shares Outstanding at end
  of Period                                   4,241,856      4,249,656




    See Accompanying Notes to Condensed Financial Statements.


                    ASTRO COMMUNICATIONS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED
                APRIL 30, 1997 AND APRIL 30, 1996


                                              April 30,        April 30,
                                                1997             1996
                                             (UNAUDITED)      (UNAUDITED)

Cash Flows from Operating Activities

   Net Income                                $  611,168     $   900,780
                                             __________     ___________

   Adjustments to Reconcile Net Income
   to Net Cash (provided by) Operating
 Activities:
   Depreciation and Amortization                124,079         114,662
   Net Book Value of Rental Equipment
     Sold                                        13,315          14,736
   Gain on Sale of Investments                   (7,752.)        (9,137.)
   Unrealized Gain on Investments              (125,262.)      (132,000.)
   (Increase) Decrease in Accounts
     Receivable                                 207,696      (126,016.)
   (Increase) Decrease in Interest
     Receivable                                      --              --
   (Increase) Decrease in Inventory          (206,324.)      (235,664.)
   (Increase) Decrease in Prepaid
      Expenses                                    7,127          21,067
   (Increase) Decrease in Security
      Deposits                                       --          (500.)
   (Increase) Decrease in Deferred Lease
      Costs                                         925           2,084
   Increase (Decrease) in Accounts
      Payable                                    21,586          68,477
   Increase (Decrease) in Accrued
     Liabilities                             (384,140.)        (7,563.)
   Increase (Decrease) in Corporate
     Taxes Payable                               (342.)       (88,510.)
                                             __________     ___________
   Net Cash Provided By (Used in)
    Operating Activities                        262,076         525,333
                                             __________     ___________


Cash Flows from Investing Activities
  Capital Expenditures                       (11,040.)         (4,814.)
  Proceeds from Sale of Investments             252,437       1,310,542
  Purchase of Investments                    (792,997.)     (1,100,000.)
                                             __________     ___________
    Net Cash Provided by (Used in)
      Investing Activities                   (551,600.)         205,728
                                             __________     ___________

Cash Flows from Financing Activities
 Payments on Notes Payable                           --            (833)
 Receipt of Loan & Line of Credit               535,350          10,000
 Repurchase of Treasury Stock                        --         (62,865)
  Net Cash Provided by (Used in)
 Financing Activities                        (588,000.)      (479,043.)
                                             __________     ___________
  Increase (Decrease) in Cash and
 Cash Equivalents                            (542,174.)      (532,741.)
  Cash and Cash Equivalents - Beginning         781,777         188,050
                                             __________     ___________
  Cash and Cash Equivalents - Ending            239,603     $   386,370

Supplemental Disclosures of Cash Flow
  Information
  Cash Paid For:
  Interest                                   $    9,846     $        --
  Income Taxes                                   40,591          19,000

Non-Cash Investing and Financing Activities

During the three months ended July 31, 1997 and 1996, the Company transferred $54,664 and $53,643 of Inventory to Rental Equipment.

During the year ended October 31, 1996, the Company capitalized as goodwill $588,905, which represents contingent payments to former Unilux shareholders.

                    ASTRO COMMUNICATIONS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations and changes in financial position for the three months ended July 31, 1997.

2. The results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the nine months ended July 31, 1997 the Company's cash balances decreased from $542,000 while short term debt increased $300,000. The $842,000 reduction in liquidity occurred as a result of making a $588,000 payment to former Unilux shareholders and the net purchase of $540,000 of securities. These items used $1,128,000 of cash. Net income for the period amounted to $611,000 and the net income plus the use of $542,000 cash balances during the period provided $1,153,000 to fund the $1,128,000. For the quarter ended July 31, 1997, the Company's cash balances increased while the Company's short term debt decreased in amounts consistent with the $316,000 earned in the quarter. The company's cash and marketable securities continue to be in excess of operating cash needs.

RESULTS OF OPERATIONS

Sales for the quarter ended July 31, 1997, increased by 13% over the prior year. Gross profit margins from Unilux were virtually unchanged from the prior year, and gross profits increased from $709,000 to $789,000. The Company's investment operation enjoyed an excellent quarter with investment income of $151,000 versus $83,000 generated in the prior year. General and administrative expenses increased from $510,000 to $607,000; a 19% increase. This increase is higher than desirable and above the historic level, and occurred across several cost categories at both the Parent and Unilux operations. These expenses are being closely monitored. Combining the above accounts resulted in a quarterly increase in income before taxes from $282,000 to $333,000; an 18% increase. The 13% sales gain from Unilux was in line with management's expectation while the investment income was higher than anticipated for the quarter. Due to the volatility of some of the company's investments in marketable securities, income for the final quarter of the year cannot be foreseen at this time.


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

Exhibit
Number   Document

3(a) *Registrant's Amended Articles of Incorporation (filed Exhibit 3(a) to Form 10-K for fiscal year ended 10/31/88)

3(b)  *Registrant's Amended By-Laws approved July 18, 1983 (filed as
         Exhibit 3(b) to Form 10-K for fiscal year ended 10/31/88)

4(b) *Restated Stock Purchase Agreement dated September 12, 1985 (without exhibits) (filed as Exhibit 4(a)(xvi) to form 10-K for fiscal year ended 9/30/85)

4(c)  *Amendment to Stock Purchase Agreement dated September 12, 1985 with
        Amendment dated January 1, 1986 (without exhibits) (filed as
        Exhibit 4(a)(xvii) to Form 10-K for fiscal year ended 9/30/85)

4(d)  *Escrow Agreement dated September 13, 1985 covering NAFE purchase
        (filed as Exhibit 4(a)(vii) to Form 10-K for fiscal year ended
        9/30/85)

10(a) *1982 Incentive Stock Option Plan for Employees of Registrant and subsidiaries (filed as Exhibit to Form 10-K for fiscal year ended 10/31/88)

10(b) *Loan Agreement dated as of April 30, 1997 by and between American
         Bank and Trust Company of Chicago and Registrant (filed as Exhibit to Form 10-QSB for the quarter ended April 30, 1997)

10(c) *Amendment to Loan and Security Agreement (Item 10(b) above) dated
          April 30, 1997 (filed as Exhibit to Form 10-QSB for the quarter ended April 30, 1997)

10(d) *Promissory Note of Registrant to American Bank and Trust Company of
        Chicago dated April 30,1 997 (filed as Exhibit to Form 10-QSB for the quarter ended April 30, 1997)

10(e) *Stock Purchase Agreement dated October 30, 1990 by and between various stockholders of Unilux, Inc., dealing with the acquisition of 94% of the outstanding common stock of Unilux, Inc. (filed as Exhibit 10(h) to Form 10-K for the fiscal period ended 10/31/91)
10(f) *Unilux, Inc.  Profit Sharing Plan (filed as Exhibit 10(f) to form
        10-K for the fiscal period ended 10/31/92)

10(g) *Stock Purchase Agreement dated January 24, 1992 between Charles F.
        Sarratt and Astro Communications, Inc. (filed as Exhibit 10(g) to form 10-K for the fiscal period ending 10/31/92)

10(j) *Assets Purchase Agreement dated as of 10/20/94 by and between National Association for Female Executives, Inc., the Company and NAFE Acquisition Corporation (filed as Exhibit 10(j) to Form 8-K dated 10/25/94)

16    *Form 8-K dated September 11, 1989 containing letter from Ernst &
        Young dated September 15, 1989 regarding a change in certifying accountant (filed as Exhibit to Form 10-K for fiscal year ended 10/31/89)

22   *Subsidiaries of registrant (filed as Exhibit 22 to Form 10-K for the fiscal year ending 10/31/92)

27       Financial Date Schedule

(b)   Reports on Form 8-K

 There were no reports on form 8-K filed during the three months ended April 30, 1997.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 ASTRO COMMUNICATIONS, INC.
       (Registrant)


/s/ Steven A. Hirsch                               September 3, 1997
                                                   __________________
______________________                                  Date
STEVEN A. HIRSH
 Chairman and President
 (Chief Executive Officer and
  Chief Financial Officer)